Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
filed 2014-04-14
CIK 1577311

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-180779-04

      Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      Morgan Stanley Mortgage Capital Holdings LLC
      CIBC Inc.
      (exact names of the sponsors as specified in their charters)



  New York                                38-3909158
  (State or other jurisdiction of         38-3909159
  incorporation or organization)          38-3909160
                                          38-7092979
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Morgan Stanley Capital I Inc.
   1585 Broadway
   New York, NY                                 10036
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (212) 762-6148




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no pending legal proceeding (or legal proceeding contemplated by governmental authorities) against the sponsors, depositor, trustee, issuing entity, servicers, originators or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under
Item 1117 of Regulation AB.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Wells Fargo Bank, National Association, the trustee, certificate administrator and custodian, is also the certificate administrator and custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced. Midland Loan Services, a Division of PNC Bank, National Association, the master servicer and special servicer, is also the special servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced. Except as set forth in the preceding sentences, the information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated
June 28, 2013.


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.




Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of July 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as
  Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

  (4.2) Pooling and Servicing Agreement, dated as of May 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C9 securitization and pursuant to which the Milford Plaza Fee Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

  (4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
  33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
  33.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)
  33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)
  33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.1)
  33.6 Park Bridge Lender Services LLC as Trust Advisor
  33.7 Trimont Real Estate Advisors, Inc. as Trust Advisor under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  33.8 Wells Fargo Bank, N.A. as Certificate Administrator
  33.9 Wells Fargo Bank, N.A. as Custodian
  33.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.8)
  33.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.9)
  33.12 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.8)
  33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.9)



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
  34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
  34.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)
  34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)
  34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.1)
  34.6 Park Bridge Lender Services LLC as Trust Advisor
  34.7 Trimont Real Estate Advisors, Inc. as Trust Advisor under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  34.8 Wells Fargo Bank, N.A. as Certificate Administrator
  34.9 Wells Fargo Bank, N.A. as Custodian
  34.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.8)
  34.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.9)
  34.12 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.8)
  34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.9)



  (35) Servicer compliance statement.
  35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
  35.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)
  35.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)
  35.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 35.1)
  35.6 Wells Fargo Bank, N.A. as Certificate Administrator
  35.7 Wells Fargo Bank, N.A. as Custodian
  35.8 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  35.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced
  35.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced



  (99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

  (99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein.

  (99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

  (b) See (a) above.

  (c) Not Applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, President
   (senior officer in charge of securitization of the depositor)


    Date:   April 14, 2014



  Exhibit Index

  Exhibit No.


  (4.1) Pooling and Servicing Agreement, dated as of July 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as
  Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

  (4.2) Pooling and Servicing Agreement, dated as of May 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C9 securitization and pursuant to which the Milford Plaza Fee Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

  (4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian, relating to the MSBAM 2013-C11 securitization and pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced. (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
  33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
  33.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)
  33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)
  33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.1)
  33.6 Park Bridge Lender Services LLC as Trust Advisor
  33.7 Trimont Real Estate Advisors, Inc. as Trust Advisor under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  33.8 Wells Fargo Bank, N.A. as Certificate Administrator
  33.9 Wells Fargo Bank, N.A. as Custodian
  33.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.8)
  33.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.9)
  33.12 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.8)
  33.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 33.9)



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
  34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
  34.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)
  34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)
  34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.1)
  34.6 Park Bridge Lender Services LLC as Trust Advisor
  34.7 Trimont Real Estate Advisors, Inc. as Trust Advisor under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  34.8 Wells Fargo Bank, N.A. as Certificate Administrator
  34.9 Wells Fargo Bank, N.A. as Custodian
  34.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.8)
  34.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.9)
  34.12 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.8)
  34.13 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 34.9)



  (35) Servicer compliance statement.
  35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
  35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
  35.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)
  35.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)
  35.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (see Exhibit 35.1)
  35.6 Wells Fargo Bank, N.A. as Certificate Administrator
  35.7 Wells Fargo Bank, N.A. as Custodian
  35.8 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
  35.10 Wells Fargo Bank, N.A. as Certificate Administrator under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced
  35.11 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced



  (99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

  (99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein.

  (99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrants Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).