Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
filed 2015-03-31
CIK 1577311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 333-180779-04

Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10

(exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Bank of America, National Association

Morgan Stanley Mortgage Capital Holdings LLC

CIBC Inc.

(exact names of the sponsors as specified in their charters)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3909158 38-3909159 38-3909160 38-7092979 (I.R.S. Employer Identification Numbers)

c/o Morgan Stanley Capital I Inc.

1585 Broadway

New York, NY 10036

(Address of principal executive offices)

Telephone number, including area code: (212) 762-6148

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 / / Yes   /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 / / Yes   /X/ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/   Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/ (Do not check if a smaller reporting company)                               Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes   /X/ No

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated June 28, 2013, and other than the following:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities ("RMBS") trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated June 28, 2013, Wells Fargo Bank, National Association is certificate administrator and custodian for the MSBAM 2013-C10 and MSBAM 2013-C11 securitization transactions, and Midland Loan Services, a Division of PNC Bank, National Association is special servicer for the MSBAM 2013-C10 and MSBAM 2013-C11 securitization transactions.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated May 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian relating to the MSBAM 2013-C9 securitization and pursuant to which the Milford Plaza Fee Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian relating to the MSBAM 2013-C11 securitization and pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 33.1)

33.6 Park Bridge Lender Services LLC as Trust Advisor
33.7 Wells Fargo Bank, N.A. as Certificate Administrator
33.8 Wells Fargo Bank, N.A. as Custodian
33.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.8)
33.10 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 33.8)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 34.1)

34.6 Park Bridge Lender Services LLC as Trust Advisor
34.7 Wells Fargo Bank, N.A. as Certificate Administrator
34.8 Wells Fargo Bank, N.A. as Custodian
34.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.8)
34.10 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 34.8)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)

35.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 35.1)

35.6 Wells Fargo Bank, N.A. as Certificate Administrator
35.7 Wells Fargo Bank, N.A. as Custodian
35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013

(99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein.

(99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2015

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2013 between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated May 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Trimont Real Estate Advisors, Inc., as Trust Advisor, and Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian relating to the MSBAM 2013-C9 securitization and pursuant to which the Milford Plaza Fee Mortgage Loan is serviced. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer, Deutsche Bank Trust Company Americas, as Trustee, and Wells Fargo Bank, National Association as Certificate Administrator, Certificate Registrar and Authenticating Agent, and Custodian relating to the MSBAM 2013-C11 securitization and pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013. (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)

33.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)

33.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.1)

33.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 33.1)

33.6 Park Bridge Lender Services LLC as Trust Advisor
33.7 Wells Fargo Bank, N.A. as Certificate Administrator
33.8 Wells Fargo Bank, N.A. as Custodian
33.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 33.8)
33.10 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 33.8)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)

34.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)

34.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.1)

34.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 34.1)

34.6 Park Bridge Lender Services LLC as Trust Advisor
34.7 Wells Fargo Bank, N.A. as Certificate Administrator
34.8 Wells Fargo Bank, N.A. as Custodian
34.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 34.8)
34.10 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 34.8)

(35) Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)

35.3 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)

35.4 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced (see Exhibit 35.1)

35.5 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013 (see Exhibit 35.1)

35.6 Wells Fargo Bank, N.A. as Certificate Administrator
35.7 Wells Fargo Bank, N.A. as Custodian
35.8 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee Mortgage Loan is serviced
35.9 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan has been serviced from August 15, 2013

(99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein.

(99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K/A filed on February 25, 2014 and incorporated by reference herein).