Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
filed 2016-03-30
CIK 1577311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-180779-04

Central Index Key Number of the issuing entity:0001577311

Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

Central Index Key Number of the sponsor:0001548567

CIBC Inc.

(exact names of the sponsors as specified in their charters)

New York
38‑3909158
(State or other jurisdiction of incorporation or organization)	38‑3909159
38‑3909160
38‑7092979
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

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

  Not applicable.

EXPLANATORY NOTES

The MSBAM 2013-C10 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

·     the Milford Plaza Fee mortgage loan, which is serviced pursuant to the MSBAM 2013-C9 pooling and servicing agreement attached hereto as Exhibit 4.2; and

·     The Mall at Tuttle Crossing mortgage loan, which is serviced pursuant to the MSBAM 2013-C11  pooling and servicing agreement attached hereto as Exhibit 4.3;

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

·     The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

·     The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trust advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the trust advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

·     Wells Fargo Bank, National Association, is the master servicer under the MSBAM 2013-C11 pooling and servicing agreement, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced.  Because Wells Fargo Bank, National Association is not the MSBAM 2013-C10 master servicer, is not affiliated with any sponsor and services only The Mall at Tuttle Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, Wells Fargo Bank, National Association, as MSBAM 2013-C11 master servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 28, 2013, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 28, 2013, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced, is also the trustee, certificate administrator and custodian under the MSBAM 2013-C10 securitization and the custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee mortgage loan is serviced, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced, is also the master servicer and special servicer under the MSBAM 2013-C10 securitization, and the master servicer and special servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee mortgage loan is serviced.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Park Bridge Lender Services LLC, as trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of May 1, 2013, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Trimont Real Estate Advisors, Inc., as trust advisor, relating to the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Mortgage Loan is serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 28, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar and authenticating agent, Wells Fargo Bank, National Association, as custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on March 28, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)
33.5 Park Bridge Lender Services LLC, as Trust Advisor

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.3)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.3)

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 33.3)

33.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)
34.5 Park Bridge Lender Services LLC, as Trust Advisor

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.3)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.3)

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 34.3)

34.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 35.3)

35.8 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced
35.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok,

President (senior officer in charge of securitization of the depositor)

Date: March 29, 2016

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2013, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Park Bridge Lender Services LLC, as trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of May 1, 2013, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as trustee, certificate administrator, custodian, certificate registrar and authenticating agent, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, and Trimont Real Estate Advisors, Inc., as trust advisor, relating to the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Mortgage Loan is serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 28, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of August 1, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar and authenticating agent, Wells Fargo Bank, National Association, as custodian, and Situs Holdings, LLC, as trust advisor, relating to the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on March 28, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)
33.5 Park Bridge Lender Services LLC, as Trust Advisor

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.3)

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.3)

33.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 33.3)

33.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)
34.5 Park Bridge Lender Services LLC, as Trust Advisor

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.3)

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.3)

34.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 34.3)

34.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 35.3)

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced (see Exhibit 35.3)

35.8 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza mortgage loan is serviced
35.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).