Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
filed 2019-03-29
CIK 1577311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001548567

CIBC Inc.

(exact names of the sponsors as specified in their charters)

New York	38‑3909158 38‑3909159 38‑3909160 38‑7092979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

• As of July 2018, LNR Partners, LLC is the special servicer under the MSBAM 2013-C9 pooling and servicing agreement, pursuant to which the Milford Plaza Fee mortgage loan is serviced. Because LNR Partners, LLC is not the MSBAM 2013-C10 special servicer, is not affiliated with any sponsor and services only the Milford Plaza Fee mortgage loan, which constitutes more than 5% of the mortgage pool but less than 10% of the mortgage pool, LNR Partners, LLC, as MSBAM 2013-C9 special servicer does constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 28, 2013, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced, is also the trustee, certificate administrator and custodian under the MSBAM 2013-C10 securitization and the custodian under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee mortgage loan is serviced, and (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the MSBAM 2013-C11 securitization, pursuant to which The Mall at Tuttle Crossing mortgage loan is serviced, is also the master servicer and special servicer under the MSBAM 2013-C10 securitization, and the master servicer and, from January 1, 2018 to July 26, 2018, special servicer under the MSBAM 2013-C9 securitization, pursuant to which the Milford Plaza Fee mortgage loan is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.7  LNR Partners, LLC, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 7/27/18 to 12/31/18)

33.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 7/26/18) (see Exhibit 33.3)

33.9  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.10  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.11  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.7  LNR Partners, LLC, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 7/27/18 to 12/31/18)

34.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 7/26/18) (see Exhibit 34.3)

34.9  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.10  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.11  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.3)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 7/26/18) (see Exhibit 35.3)

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: The Mall at Tuttle Crossing (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

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

Date: March 29, 2019