Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C10
filed 2026-03-24
CIK 1577311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See exhibit 33.5)

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 33.5)

33.10 LNR Partners, LLC, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25)

33.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.12 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See exhibit 34.5)

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 34.5)

34.10 LNR Partners, LLC, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25)

34.11 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.12 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 34.4)

(35). Servicer compliance statement.

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

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (See exhibit 35.5)

35.7    Berkadia Commercial Mortgage LLC, as Servicing Function Participant

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 35.5)

35.9    LNR Partners, LLC, as Special Servicer under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.11 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2013-C9 securitization, pursuant to which the following mortgage loans were serviced by such party: Milford Plaza Fee (from 1/1/25 to 12/31/25) (See exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated June 21, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 25, 2014 under SEC File No. 333-180779-04 and incorporated by reference herein).

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

Date:  March 24, 2026